Form 10-K/A
period 2005-12-31
AEGIS ASSET BACKED SECURITIES TRUST MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2005-5
filed 2006-03-30
CIK 1343123

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K/A


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

        Yes  _X_      No  ___


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

  Dated:  March 30, 2006


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

     Date: March 30, 2006

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